Form 10-Q
period 2014-12-31
READABOO, INC.
filed 2015-03-18
CIK 1606736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

Commission file number: 333-192060

Readaboo, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	46-5509307
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

845 Third Avenue, 6th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 495-0939
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes.  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer “in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Act of 1934) (check one) Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock outstanding as of March 17, 2015 was 4,500,000, all of one class, $0.0001 par value per share.

1

READABOO, INC.

2

READABOO, INC.

PART I- FINANCIAL INFORMATION

TABLE OF CONTENTS

READABOO, INC AND SUBSIDIARY

CONTENTS

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 (UNAUDITED) AND MARCH 31, 2014

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013, AND NINE MONTHS ENDED DECEMBER 31, 2014 AND THE PERIOD FROM SEPTEMBER 11, 2013 (INCEPTION) TO DECEMBER 31, 2013 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 (UNAUDITED)

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND THE PERIOD FROM SEPTEMBER 11, 2013 (INCEPTION) TO DECEMBER 31 , 2013 (UNAUDITED)

PAGES	F6 - F10	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Readaboo, Inc. and Subsidiary
Consolidated Balance Sheets

ASSETS
	December 31, 2014	March 31, 2014
	(Unaudited)
Current Assets
Cash	$2,657	$7,914
Current and Total Assets	$2,657	$7,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$23,923	$—
Note payable - related party	6,099	1,599
Accrued Interest Payable - related party	188	43
Deferred Revenue	2,000	—
Current and Total Liabilities	32,210	1,642

Commitments and Contingencies

Stockholders' Equity /(Deficiency)
Common stock, $0.0001 par value; 30,000,000 shares authorized, 4,500,000 shares
issued and outstanding	450	450
Additional paid-in capital	77,950	38,950
Accumulated Deficit	(107,953)	(33,128)
Total Stockholders' Equity	(29,553)	6,272

Total Liabilities and Stockholders' Equity	$2,657	$7,914

	—	—

Readaboo, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period From September 11, 2013 (Inception) to
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Sales	—	—	—	—

Operating Expenses	$—	$—	$—	$—
Professional fees	$6,440	$—	$29,933	$775
General and administrative	16,282	13,775	44,819	16,606
Total Operating Expenses	22,722	13,775	74,752	17,381

Loss from Operations	(22,722)	(13,775)	(74,752)	(17,381)

Other (Expense)
Other Income	15	—	73	—
Interest Expense	(78)	—	(146)	—

NET LOSS	$(22,785)	$(13,775)	$(74,825)	$(17,381)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	4,500,000	4,500,000	4,500,000	4,500,000

Readaboo, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended December 31, 2014

	Common stock		Additional		Total
			paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2014 (audited)	4,500,000	450	38,950	(33,128)	6,272

In kind contribution of services	—	—	39,000	—	39,000

Net loss for the six months ended September 30, 2014	—	—	—	(74,825)	(74,825)

Balance, December 31, 2014 (unaudited)	4,500,000	$450	$77,950	$(107,953)	$(29,553)

Readaboo, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the period From September 11, 2013 Inception) to
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Cash Flows Used in Operating Activities:
Net Loss	(74,825)	(17,381)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	39,000	16,000
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—
Increase in accounts payable and accrued expenses	23,923	—
Increase in deferred revenue	2,000	—
Increase in accrued interest payable - related party	145	—
Net Cash Used In Operating Activities	(9,757)	(1,381)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	4,500	1,381
Proceeds from issuance of common stock, net of offering costs	—	—
Net Cash Provided by Financing Activities	4,500	1,381

Net Increase in Cash	(5,257)	—

Cash at Beginning of Period	7,914	—

Cash at End of Period	$2,657	$—

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Readaboo, LLC. (the "Company") was incorporated under the laws of the State of Delaware on September 11, 2013.

Readaboo, Inc. (the "Company") was incorporated under the laws of the State of Delaware on February 24, 2014.

Collectively, Readaboo, LLC and Readaboo, Inc, makeup the consolidated company (the “Company”) as of September 11, 2013 (date of inception).

The Company is ebook subscription and marketing company focused on independent, self-published ebooks.   The company also intends to host old-fashioned book fairs across the country where you can meet new authors and hear what they have to say about their books.

(B) Basis of Presentation

The Company’s efforts are principally devoted to developing the business plan and raising capital. The Company has not earned any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission applicable to interim financial information and with instructions to Form 10Q and Articles of Regulations S-X.. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

(C) Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no operations, has used cash in operations of $9,757 and has a net loss of approximately $75,000 for the nine months ended December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of management. Management has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond.

(D) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of Readaboo, Inc. and its wholly owned subsidiary, Readaboo, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(E) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets. Actual results could differ from those estimates.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 the Company had no cash equivalents.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2014 there were no common share equivalents outstanding.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

(H) Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company intends to launch an ebook subscription service for $4.99 per month in which the customer can pick the titles they want from a group of ebooks from the very newest and best self-published authors with which the company may strike publishing deals.  The company also intends to host old-fashioned book fairs across the country where you can meet new authors and hear what they have to say about their books, in addition to mingling with like-minded readers.  These book fairs are intended to fun-filled events with lots of giveaways and activities catered to the passionate reader who wants to discover new and exciting books that are not in the traditional limelight. The company intends to charge authors a fee of $500 (per author) to present at a book fair.

As of December 31, 2014, the Company has invoiced four (4) authors a fee of $500 for slotting fees related to a book fair to be held in 2015 for which all payments have been received as of December 31, 2014. The Company has recorded the transaction as deferred revenue.

(K) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 2       NOTES PAYABLE – RELATED PARTY

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 und this note and on November 21, 2014 the Company borrowed an additional $1,000 und this note. As of December 31, 2014 the loan balance is $6,099. For the period ended December 31, 2014, the Company accrued interest in the amount of $188 (See Note 4).

NOTE 3       STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 30,000,000 common shares at $0.0001 par value per share.

As of December 31, 2014, 4, 500,000 shares were issued.

(A) Common Stock Issued for Cash

For the period ended March 31, 2014 the Company issued 500,000 shares of common stock for $10,000 ($0.02/share).

(B) In-kind Contribution of Services

For the period ended March 31, 2014, the Company recorded $29,000 to additional paid in capital as in-kind contribution of the sole members services.

For the nine months ended December 31, 2014, the Company recorded $39,000 to additional paid in capital as in-kind contribution of the sole members’ services.

(C) Common Stock Issued for Services

For the period ended March 31, 2014 the Company issued 4,000,000 shares of common stock to its founder for $400 in services ($0.0001 per share) (See Note 4).

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(UNAUDITED)

NOTE 4       RELATED PARTY TRANSACTIONS

For the period ended March 31, 2014 the Company issued 4,000,000 shares of common stock to its founder for $400 in services ($0.0001 per share) (See Note 3(C)).

For the period ended March 31, 2014, the Company recorded $29,000 to additional paid in capital as in-kind contribution of the sole members services (See Note 3 (B)).

For the nine months ended December 31, 2014, the Company recorded $39,000 to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(B))..

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 und this note and on November 21, 2014 the Company borrowed an additional $1,000 und this note. As of December 31, 2014 the loan balance is $6,099. For the period ended December 31, 2014, the Company accrued interest in the amount of $188 (See Note 2).

NOTE 5       SUBSEQUENT EVENT

On February 27, 2015 the Company borrowed an additional $1,000 under the existing note due to its sole-member which was used to pay down expenses of the Company.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 17, 2015, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the headings “Risk Factors” and elsewhere in this Quarterly Report on Form 10Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and /or other public communications. Unless the context otherwise requires, the words “Readaboo” the “Company”, “we”, “us”, and “our”, refer to Readaboo, Inc.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to engage additional clients.

We are in the business of ebook subscriptions and marketing for independently published books. We maintain our website at www.readaboo.com . We plan to offer an ebook subscription to our customers for $4.99 per month which will entitle them to download up to 5 ebooks from our library of independently published titles and authors. We also plan to host book fair events across the country which will showcase independent authors and titles and will provide a venue for authors and readers to meet and interact with each other. The first of such book fairs is planned as soon as practicable, and as of the date hereof, the Company has sold exhibition slots to four authors for the book fair. We do not have written agreements with the four authors exhibiting at the book fair.

The subscription service is called a “BookBunch” and we initially plan to offer titles in the Mystery/Thriller/Suspense, Science Fiction and Fantasy and Contemporary Fiction genres. We believe that there is a market opportunity for independent, self published books, and it is our mission to help the large number of new self-published authors reach their audience of readers via our website and via our book fairs. We believe that independent authors will use our services to expand customer discovery and engagement. We initially plan to focus on building relationships with self-published authors in the United States, but will also look to international authors in the future including in Europe, Asia and India. We plan to develop relationships with independent publishers in order to expand the number of authors and titles on our platform.

We plan to do our first book fair in New York City as soon as practicable, and invite self-published authors to set up booths in order to introduce their books to readers who attend the fair. We plan to charge $499 to each author for a six foot table at the book fair for book signings. We also will negotiate a percentage of the sales which the author consummates at the book fair. As of the date hereof, the Company has sold exhibition slots to four authors for its first book fair. We do not have written agreements with the four authors exhibiting at the book fair.

We expect to generate revenue from sales of our subscription service to our customers for $4.99 per month. We plan to pay authors a royalty of 70% of the pro rata cost of the book sold as part of a particular BookBunch. For example, if a subscriber chooses a package that includes one book with a retail price of $2.99, and four books with a retail price of $1.99, the $2.99 author would receive a royalty of $0.95, calculated as follows: $2.99 [retail price] /$10.95[sum of retail prices of the 5 books chosen] = 0.273 0.273 x $4.99 [subscription price] = $1.36 x 70% royalty= $0.95. In addition, we plan to generate revenues from the book fairs through sales of booths to authors and a percentage of sales of books sold at our events, such percentage to be negotiated with each respective author.

During 2015, we plan to contact authors who are self-published to establish relationships whereby they join our subscription service library as well as agree to participate in our book fair events. We have begun contacting self-published authors to gauge their interest in joining our subscription service library. Several authors and one independent publisher have indicated an interest in joining our subscription service platform. As of the date of this Registration Statement, we have signed an agreement with one author but have not yet signed any agreements with any publishers to join the BookBunch subscription service. In the next six months, we will reach out to more authors to ascertain their interest in our services and present our company to them if so desired.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Results of Operations

For the nine months ended December 31, 2014 and December 31, 2013

A summary of our operations for the nine months ended December 31, 2014 and from September 11, 2013 (Inception) to December 31, 2013 follows:

	2014	From September 11, 2013 (Inception) to December 31, 2013

Revenue	$-	$-
Professional Fees	29,933	775
General and administrative	44,819	16,606
Total Operating Expenses	74,752	17,381
Net Loss	$(74,825)	$(17,381)

Revenues

For the nine months ended December 31, 2014 and from September 11, 2013 (Inception) to December 31, 2013 the Company did not generate revenue.

Total Operating Expenses

Total operating expenses for the nine months ended December 31, 2014 and from September 11, 2013 (Inception) to December 31, 2013 were $74,752 and $17,381 respectively, representing an increase of $57,371. This increase in total operating expenses is mostly attributable to an increase in professional fees and general and administrative fees.

Net Loss

Net loss for the nine months ended December 31, 2014 and from September 11, 2013 (Inception) to December 31, 2013 were ($74,825) and ($17,381) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

For the three months ended December 31, 2014 and December 31, 2013

A summary of our operations for the three months ended December 31, 2014 and 2013 follows:

	2014	2013

Revenue	$-	$-
Professional Fees	6,440	-
General and administrative	16,282	13,775
Total Operating Expenses	22,722	13,775
Net Loss	$(22,785)	$(13,775)

Revenues

For the three months ended December 31, 2014 and December 31, 2013 the Company did not generate revenue.

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2014 and December 31, 2013 were $22,722 and $13,775 respectively, representing an increase of $8,947. This increase in total operating expenses is mostly attributable to an increase in professional fees and general and administrative expenses.

Net Loss

Net loss for the three months ended December 31, 2014 and December 31, 2013 were ($22,785) and ($13,775) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

Capital Resources and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for legal, accounting and audit fees. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

¨	Development of a consumer facing website

¨	Exploration of potential marketing and advertising opportunities, and

¨	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2014, we had a cash balance of $7,914 and a working capital surplus of $6,272. Since inception, we raised $10,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Our viable plan to continue existence for at least 12 months following effectiveness of our registration statement is based upon further loans from our President and Sole Director as well as our continued efforts to generate revenue from sales of our BookBunch subscription service and/or book fair services to authors. Our past operations have been funded by loans from our President and Sole Director. We do not have any written or oral commitment from our President to provide any amount of additional funding and he has no obligation to provide the Company with any additional funding.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305 (e) of Regulation S-K (229.305 (e)) the Company is not required to provide the information required by this item as it is “smaller reporting company” as defined by Rule 229.10(f)(1).

ITEM 4	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding financial disclosure.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ( as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act ) Based on the evaluation, the Company’s Chief Executive Offer has concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are currently not effective.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM I A – RISK FACTORS

Not required of smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF	XBRL Taxonomy Definitions Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Readaboo, Inc.
(Registrant)

/s/ Ajay Tandon

Ajay Tandon
President and Sole Director (Duly Authorized, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

March 17, 2015

