Form 10-K
period 2015-03-31
READABOO, INC.
filed 2015-07-15
CIK 1606736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-192060

READABOO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5509307
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

845 Third Avenue, 6th Floor

New York, NY 10022
Telephone: (646) 495-0939

(Address and telephone number of Registrant’s principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.

Szaferman, Lakind, Blumstein & Blader, P.C.

101 Grovers Mill Road

Lawrenceville, New Jersey 08648

Tel. No.: (609) 275-0400

 Fax No.: (609) 275-4511

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July13, 2015, the Company had 4,500,000 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

READABOO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED MARCH 31, 2015 and 2014

PART I

ITEM 1. BUSINESS

Overview

Readaboo, LLC. was incorporated under the laws of the State of Delaware on September 11, 2013. Readaboo, LLC is a wholly owned subsidiary of Readaboo, Inc., which was incorporated under the laws of the State of Delaware on February 24, 2014. We are in the business of ebook subscriptions and marketing for independently published books. We maintain our website at www.readaboo.com . We plan to offer an ebook subscription to our customers for $4.99 per month which will entitle them to download up to 5 ebooks from our library of independently published titles and authors. We also plan to host book fair events across the country which will showcase independent authors and titles and will provide a venue for authors and readers to meet and interact with each other. The first of such book fairs is planned for the fourth quarter of 2014, and as of the date of this prospectus, the Company has sold exhibition slots to four authors for the book fair. We do not have written agreements with the four authors exhibiting at the book fair.

  We are currently a development stage company. We have not formed any material relationships or entered into any agreements with self-published authors or independent publishers. We do not currently engage in any business activities that provide cash flow. We may require additional capital to implement our business and fund our operations. See “Management’s Discussion and Analysis” on page 7.

The Company’s fiscal year end is March 31. The Company’s principal executive office and mailing address is 845 Third Avenue, 6th Floor, New York, New York 10022. Our telephone number is (646) 495-0939.

Our Business

Our subscription service is called a “BookBunch” and we initially plan to offer titles in the Mystery/Thriller/Suspense, Science Fiction and Fantasy and Contemporary Fiction genres. We believe that there is a market opportunity for independent, self published books, and it is our mission to help the large number of new self-published authors reach their audience of readers via our website and via our book fairs. We believe that independent authors will use our services to expand customer discovery and engagement. We initially plan to focus on building relationships with self-published authors in the United States, but will also look to international authors in the future including in Europe, Asia and India. We plan to develop relationships with independent publishers in order to expand the number of authors and titles on our platform.

We plan to do our first book fair in New York City in the fourth quarter of 2014, and invite self-published authors to set up booths in order to introduce their books to readers who attend the fair. We plan to charge $499 to each author for a six foot table at the book fair for book signings. We also will negotiate a percentage of the sales which the author consummates at the book fair. As of the date of this prospectus, the Company has sold exhibition slots to four authors for its first book fair. We do not have written agreements with the four authors exhibiting at the book fair.

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

The Company has devoted significant time to pursue its business plan, research the ebook market and competition, develop contact lists of self-published authors, develop contact lists of independent publishers and research the relevant industry organizations for self-published authors. In addition, the Company hired an attorney specializing in the publishing industry to draft two separate publishing agreements which the company can enter into with authors and publishers to govern the relationship between such author or publisher that agrees to join the Company BookBunch subscription service. Several authors and one independent publisher with over 100 books in their portfolio have indicated an interest to sign such agreements with the company to join the BookBunch subscription service. As of the date of our Registration Statement, we have signed an agreement with one author but have not yet signed any agreements with any publishers to join the BookBunch subscription service. The Company also has developed a beta website, and the sole director and president has spent significant amounts of time designing and developing the website as he has experience in web design and development. Finally, the Company has also investigated various venues in which to hold the Company’s first book fair for self-published authors, and has contacted numerous authors which the Company believes may be potential customers for the book fair offering of the Company. As of the date of this prospectus, the Company has sold exhibition slots to four authors for the book fair. We do not have written agreements with the four authors exhibiting at the book fair.

Target Market

Our target market for our subscription service is avid readers which we believe are generally defined in the industry as readers who read more than one book per month.

Marketing and Sales

At this early stage of our operation, our President and sole Director is expected to handle all marketing and sales efforts. His responsibilities include developing business arrangements with self-published authors and independent publishers, directing the development of the company website, and formulating marketing materials to be used during his presentations and meetings.

We plan to enter the market by developing relationships with self-published authors. We have developed an informational website that promotes our services and provides a contact function that allows prospects to email us to be considered for inclusion in our BookBunch subscription library. We also plan to develop relationships with independent publishers that may have contacts with self-published authors. We intend to develop relationships with self-published authors as follows: direct email marketing and contacting independent publishers and organizations of writers such as the National Writers Union and Self-Publishers Association in order to solicit authors to join our BookBunch platform and/or participate in our book fairs. We do not intend to promote our informational website—we say that “we have developed an information website that promotes our services” which include the BookBunch subscription service and our book fairs.

We also plan to target organizations of writers such as the National Writers Union and the Self-Publishers Association. Our plan is to arrange meetings and presentations to promote our services to members of such organizations.

Currently, we have a functioning website, www.readaboo.com, and we have begun accepting information inquiries via email. We may develop a blog to promote our services. We plan to introduce the blog via emails to opt-in prospects.

Competition

There are a number of companies and organizations that offer ebook subscription and marketing services to authors. We plan to differentiate ourselves by focusing on the self-published authors and not authors who are working with the Big Five publishing houses. The companies that are in the ebook market include: Amazon, Smashwords, Oyster Books, Scribd, Lulu and BookBaby.

Employees

We presently have no employees apart from our sole officer and director. Our sole officer and director devotes about 10 hours per week to our affairs.

Corporation Information

The Company’s principal executive office and mailing address is 845 Third Avenue, 6th Floor, New York, New York 10022. Our telephone number is (646) 495-0939. Our website is www.readaboo.com.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 845 Third Avenue, 6th Floor, New York, NY 10022, and our telephone number is (646) 495-0939.  There is no lease on the premises the Company is occupying and the Company is not responsible for paying rent. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is also the office of our president and sole director’s other business, SeeThruEquity. Once our business grows and generates revenue, we will look for more office space in a separate corporate office.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We anticipate applying for quoting of our common stock on the OTC Markets upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be quoted on the OTC Markets or, if quoted, that a public market will materialize.

Holders

As of March 31, 2015, there were approximately 32 holders of record of our common stock.

Rule 144 Shares

As of the date of this Annual Report, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Unregistered Sales of Equity Securities

We were incorporated in the State of Delaware on September 11, 2013. In connection with incorporation, we issued 4,000,000 shares of common stock to our founder for $400 in services as founders shares. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act and were issued as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In February and March 2014, we sold through a Regulation S offering a total of 500,000 shares of common stock to 31 investors, at a price per share of $0.02 for an aggregate offering price of $10,000. The above securities were not registered under the Securities Act. These securities qualified for exemption under Regulation S promulgated under the Securities Act because the offer or sale occurred in an “offshore transaction” and no “directed selling efforts” were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. We made this determination based on the representations of the investors, which included, in pertinent part, that such shareholders were not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from. Additionally, no offering of the securities has or will be made to a US person for a period of six months from the closing date of the offering. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Regulation S of the Securities Act.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 7 constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Annual Report on Form 10K are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and /or other public communications. Unless the context otherwise requires, the words “Readaboo” the “Company”, “we”, “us”, and “our”, refer to Readaboo, Inc.

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

During 2015, we plan to contact authors who are self-published to establish relationships whereby they join our subscription service library as well as agree to participate in our book fair events. We have begun contacting self-published authors to gauge their interest in joining our subscription service library. Several authors and one independent publisher have indicated an interest in joining our subscription service platform. As of the date of our Registration Statement, we have signed an agreement with one author but have not yet signed any agreements with any publishers to join the BookBunch subscription service. In the next six months, we will reach out to more authors to ascertain their interest in our services and present our company to them if so desired.

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

Results of Operations

For the year ended March 31, 2015 and from September 11, 2013 (inception) to March 31, 2014

A summary of our operations for the year ended March 31, 2015 and from September 11, 2013 (Inception) to March 31, 2014 as follows:

	2015	From September 11, 2013 (Inception) to March 31, 2014

Revenue	$-	$-
Professional Fees	35,553	775
General and administrative	59,455	32,310
Total Operating Expenses	93,008	33,085
Net Loss	$(93,170)	$(33,125)

Revenues

For the year ended March 31, 2015 and from September 11, 2013 (Inception) to March 31, 2014 the Company did not generate revenue.

Total Operating Expenses

Total operating expenses for the year ended March 31, 2015 and from September 11, 2013 (Inception) to March 31, 2014 were $93,008 and $33,085 respectively, representing an increase of $59,923. This increase in total operating expenses is mostly attributable to an increase in professional fees and general and administrative fees.

Net Loss

Net loss for the year ended March 31, 2015 and from September 11, 2013 (Inception) to March 31, 2014 were ($93,170) and ($33,128) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2015, we had a cash balance of $1,602 and a negative working capital of $34,898. Since inception, we raised $10,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Our viable plan to continue existence for at least 12 months following effectiveness of our registration statement is based upon further loans from our President and Sole Director as well as our continued efforts to generate revenue from sales of our BookBunch subscription service and/or book fair services to authors. Our past operations have been funded by loans from our President and Sole Director. We do not have any written or oral commitment from our President to provide any amount of additional funding and he has no obligation to provide the Company with any additional funding.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

 Inflation and Changing Prices

Neither inflation nor changing prices for the year ended March 31, 2015 had a material impact on our operations.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended March 31, 2015 we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Basis of Presentation and Organization

Readaboo, LLC. (a development stage company) was incorporated under the laws of the State of Delaware on September 11, 2013. Readaboo, LLC is a wholly owned subsidiary of Readaboo, Inc.

Readaboo, Inc. (a development stage company) was incorporated under the laws of the State of Delaware on February 24, 2014.

Collectively, Readaboo, LLC and Readaboo, Inc, makeup the consolidated company as of September 11, 2013 (date of inception).

Development Stage

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company intends to launch an ebook subscription service for $4.99 per month in which the customer can pick the titles they want from a group of ebooks from the very newest and best self-published authors with which the company may strike publishing deals.  The Company also intends to host old-fashioned book fairs across the country where you can meet new authors and hear what they have to say about their books, in addition to mingling with like-minded readers.  These book fairs are intended to fun-filled events with lots of giveaways and activities catered to the passionate reader who wants to discover new and exciting books that are not in the traditional limelight. The Company intends to charge authors a fee of $499 (per author) to present at a book fair.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period from September 11, 2013 (Inception) to March 31, 2015.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015 and 2014, the carrying value of loans from the CEO approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses for the year ended March 31, 2015 and the period from September 11, 2013 (Inception) to March 31, 2014. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. Management has not had an opportunity to determine the effects of the new revenue standard as of the date of this filing, but does not expect the new standard to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

READABOO, INC AND SUBSIDIARY

CONTENTS

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2015 AND MARCH 31, 2014

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2015, AND THE PERIOD FROM SEPTEMBER 11, 2013 (INCEPTION) TO MARCH 31, 2014

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED MARCH 31, 2015

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2015 AND THE PERIOD FROM SEPTEMBER 11, 2013 (INCEPTION) TO MARCH 31, 2014

PAGES	F7 - F13	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)310-2465 (813)361-5741

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Readaboo, Inc.

We have audited the accompanying balance sheet of Readaboo, Inc. as of March 31, 2015, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The March 31, 2014 financial statements were audited by a predecessor independent public accounting firm that issued an unqualified opinion with a going concern explanatory paragraph on April 23, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Readaboo, Inc. as of March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

July 14, 2015

PCAOB Registered
AICPA Member

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Readaboo, Inc. .

We have audited the accompanying balance sheet of Readaboo, Inc. as of March 31, 2014, and the related statement of operations, stockholders’ equity, and cash flows from Inception (September 11, 2013) through March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Readaboo, Inc. as of March 31, 2014, and the results of its operations and its cash flows for the period from Inception (September 11, 2013) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 23, 2014

PCAOB Registered
AICPA Member

Readaboo, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS

Current Assets
Cash	$1,602	$7,914
Current and Total Assets	$1,602	$7,914

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$27,112	$-
Note payable - related party	7,099	1,599
Accrued Interest Payable - related party	289	43
Deferred Revenue	2,000	-
Current and Total Liabilities	36,500	1,642

Commitments and Contingencies

Stockholders' Equity /(Deficit)
Common stock, $0.0001 par value; 30,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional paid-in capital	90,950	38,950
Accumulated Deficit	(126,298)	(33,128)
Total Stockholders' Equity/(Deficit)	(34,898)	6,272

Total Liabilities and Stockholders' Equity	$1,602	$7,914

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Operations

		For the period
		From September 11, 2013
	For the Year Ended	(Inception) to
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating Expenses
Professional fees	$33,553	$775
General and administrative	59,455	32,310
Total Operating Expenses	93,008	33,085

Loss from Operations	(93,008)	(33,085)

Other (Expense)
Other Income	84	-
Interest Expense	(246)	(43)

NET LOSS	$(93,170)	$(33,128)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	4,500,000	4,034,577

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity

For the Year Ended March 31, 2015

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity(Deficit)

Balance September 11, 2013(Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash ($0.02/ per share)	-	-	500,000	50	9,950	-	10,000

In kind contribution of services	-	-	-	-	29,000	-	29,000

Net loss for the period September 11, 2013 (inception) to March 31, 2014	-	-	-	-	-	(33,128)	(33,128)

Balance, March 31, 2014	-	-	4,500,000	450	38,950	(33,128)	6,272

In kind contribution of services	-	-	-	-	52,000	-	52,000

Net loss for the year ended March 31, 2015	-	-	-	-	-	(93,170)	(93,170)

Balance, March 31, 2015	-	$-	4,500,000	$450	$90,950	$(126,298)	$(34,898)

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Cash Flows

		For the period
		From September 11, 2013
	For the Year Ended	(Inception) to
	March 31, 2015	March 31, 2014

Cash Flows Used in Operating Activities:
Net Loss	(93,170)	(33,128)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	52,000	29,000
Common stock issued for services - related party	-	400
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	27,112	-
Increase in deferred revenue	2,000	-
Increase in accrued interest payable - related party	246	43
Net Cash Used In Operating Activities	(11,812)	(3,685)

Cash Flows From Financing Activities:
Proceeds from loan payable- Related party	5,500	1,599
Proceeds from issuance of common stock, net of offering costs	-	10,000
Net Cash Provided by Financing Activities	5,500	11,599

Net Increase (Decrease) in Cash	(6,312)	7,914

Cash at Beginning of Period	7,914	-

Cash at End of Period	$1,602	$7,914

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission applicable to interim financial information and with instructions to Form 10Q and Articles of Regulations S-X. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(C) Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no operations, has used cash in operations of $11,812 and has a net loss of $93,170 for the year ended March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(D) Principles of Consolidation

The accompanying 2015 consolidated financial statements include the accounts of Readaboo, Inc. and its wholly owned subsidiary, Readaboo, LLC (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

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

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and 2014, the Company had no cash equivalents.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2015 and 2014 there were no common share equivalents outstanding.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	March 31, 2015	March 31, 2014
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	17,191	1,427
Valuation allowance	(17,191)	(1,427)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

As of March 31, 2015, the company has a net operating loss carry forward of approximately $44,898, available to offset future taxable income through March 31, 2035. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The net change in the valuation allowance for the period ended March 31, 2015 and 2014, was an increase of $15,767 and $1,427, respectively.

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.29%) as follows:

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

	March 31, 2015	March 31, 2014
Statutory rate applied to earnings before income taxes:	$(35,675)	$(12,685)
Increase (decrease) in income taxes resulting from:
State income taxes		-
Change in deferred tax asset valuation allowance	15,764	1,427
Non-deductible expenses	19,911	11,258
Income Tax Expense	$-	$-

The company’s federal income tax returns for the period ended March 31, 2015 and 2014 remain subject to examination by the Internal Revenue Service as of March 31, 2015.

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

As of March 31, 2015, the Company has invoiced four (4) authors a fee of $500 for slotting fees related to a book fair to be held in 2015 for which all payments have been received as of March 31, 2015. The Company has recorded the transaction as deferred revenue.

(K) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

(L) Fair Value of Financial Instruments and Fair Value Measurements

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

NOTE 2	NOTES PAYABLE – RELATED PARTY

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. As of March 31, 2015 the loan balance is $7,099. For the period ended March 31, 2015, the Company accrued interest in the amount of $289 (See Note 4).

NOTE 3	STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 30,000,000 common shares at $0.0001 par value per share.

As of March 31, 2015, 4, 500,000 shares were issued.

(A) Common Stock Issued for Cash

For the period ended March 31, 2014 the Company issued 500,000 shares of common stock for $10,000 ($0.02/share).

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(B) In-kind Contribution of Services

For the period ended March 31, 2014, the Company recorded $29,000 to additional paid in capital as in-kind contribution of the sole members services.

For the year ended March 31, 2015, the Company recorded $52,000 to additional paid in capital as in-kind contribution of the sole members’ services.

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

For the year ended March 31, 2015, the Company recorded $52,000 to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(B)).

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 und this note and on November 21, 2014 the Company borrowed an additional $1,000 und this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. As of March 31, 2015 the loan balance is $7,099. For the period ended March 31, 2015, the Company accrued interest in the amount of $289 (See Note 2).

NOTE 5	SUBSEQUENT EVENT

On July 6, 2015 the Company borrowed an additional $750 under the existing note due to its sole-member which was used to pay down expenses of the Company.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 14, 2015, the date the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 22, 2015, DKM Certified Public Accountants (“DKM”) was dismissed as the Company’s independent accountant. DKM’s report on the financial statements for the period from September 11, 2013 (Inception) to March 31, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On June 22, 2015, the Company engaged Stevenson & Company CPAS LLC of Tampa, Florida, as its new registered independent public accountant. During the period from September 11, 2013 (Inception) to March 31, 2014, and prior to June 22, 2015 (the date of the new engagement), we did not consult with Stevenson & Company CPAS LLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Stevenson & Company CPAS LLC, in either case where written or oral advice provided by Stevenson & Company CPAS LLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will be effective at detecting and preventing all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers as of March 31, 2015. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Position	Commencement of Service As Officer/Director
Ajay Tandon	37	President and Sole Director	September 11, 2013

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ajay Tandon, President and Sole Director

Mr. Tandon has been President of the Company since inception.  From 2011 to present, he has also served as the Chief Executive Officer of SeeThruEquity, LLC, an independent equity research firm. From 2009 to 2011, Mr. Tandon served as President and Chief Financial Officer of Emissary Capital Group, LLC. Prior to that, Mr. Tandon held roles at Maxim Group LLC, Dealogic (Holdings) PLC, and IBM Global Services. Mr. Tandon earned his Bachelor of Arts degree from Cornell University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, neither of our sole director and executive officer or our promoter and control person (as identified under “Certain Relationships and Related Transactions”) has, during the past ten years:

-	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

-	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

-	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

-	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

-	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees; Audit Committee Financial Expert

Our board does not have an Audit Committee or other committees.

Changes in Nominating Procedures

None.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend in the future to hire independent contractors on an as needed basis.

Family Relationships

None of the directors and officers is related to any other director or officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended March 31, 2015 and 2014 for our named executive officer.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Ajay Tandon, President and Sole Director	2015	$52,000	(3)								$52,000
	2014	$29,000	(1)	0	400	(2)	0	0	0	0	$29,400

1.	The Company recorded $29,000 to additional paid in capital as in-kind contribution of Mr. Ajay Tandon’s services.
2.	Mr. Ajay Tandon received 4,000,000 shares of the Company’s common stock for $400 in services as founders shares.
3.	The Company recorded $52,000 to additional paid in capital as in-kind contribution of Mr. Ajay Tandon’s services

Employment Agreement with Executives

We have not entered into employment agreements with our officer and director. Additionally, we have not approved any retirement benefit plan, termination or severance provisions for any of our named executive officer. Mr. Tandon is employed at will such that either the Company or Mr. Tandon may terminate the employment relationship at any time, with or without cause.

Option Grants

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Board of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of our registration statement, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Ajay Tandon 845 Third Avenue, 6th Floor New York, NY 10022	4,000,000	88.89%

All Executive Officers and Directors as a group (1 person)	4,000,000	88.89%

(1)	Based on 4,500,000 shares of common stock outstanding as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

As of March 31, 2015, the Company owed $7,099 to its sole director and President for working capital loans. For the period ended March 31, 2015, the Company accrued interest in the amount of $289.

On February 25, 2014, the Company issued 4,000,000 shares of its common stock to its sole Director and President for $400 in services as founders shares.

For the period ended March 31, 2014 and March 31, 2015, the Company recorded $29,000 and $52,000, respectively, to additional paid in capital as in-kind contributions of the sole Director and President.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Director Independence

Currently, we have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended March 31, 2015 and 2014 were:

	Year Ended March 31, 2015	From September 11, 2013 (Inception) to March 31, 2014
Audit fees	$7,250	$4,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$7,250	$4,000

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors of the Company does not have an Audit Committee. The Board of Directors does not yet have a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Board plans to establish such a policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description

3.1	Articles of Incorporation[1]
3.2	By-laws[1]
16.1	Letter from DKM Certified Public Accountants addressed to the U.S. Securities and Exchange Commission[2]
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

1Previously filed as an exhibit to our Registration Statement on Form S-1, filed on May 6, 2014.

2 Previously filed as an exhibit to Form 8-K filed on July 10, 2015.

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being “furnished” and not “filed.”

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Readaboo, Inc.

Date: July 15, 2015	By:	/s/ Ajay Tandon
Ajay Tandon
President and Sole Director (Duly Authorized, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

