Form 10-Q
period 2015-06-30
READABOO, INC.
filed 2015-08-14
CIK 1606736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Commission file number: 333-192060

Readaboo, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	46-5509307
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

845 Third Avenue, 6th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 495-0939
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Act of 1934) (check one) Yes [X] No [  ]

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2015 was 4,500,000, all of one class, $0.0001 par value per share.

READABOO, INC.

2

READABOO, INC.

PART I - FINANCIAL INFORMATION

TABLE OF CONTENTS

READABOO, INC AND SUBSIDIARY

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2015 AND (UNAUDITED) MARCH 31, 2015

PAGE	F-2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014 (UNAUDITED)

PAGE	F-3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

PAGES	F-5 - F- 11	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

ITEM 1. FINANCIAL STATEMENTS

Readaboo, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$1,107	$1,602
Current and Total Assets	$1,107	$1,602

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$30,393	$27,112
Note payable - related party	7,099	7,099
Accrued Interest Payable - related party	400	289
Deferred Revenue	2,000	2,000
Current and Total Liabilities	39,892	36,500

Commitments and Contingencies

Stockholders’ Equity/(Deficit)
Common stock, $0.0001 par value; 30,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional paid-in capital	103,950	90,950
Accumulated Deficit	(143,185)	(126,298)
Total Stockholders’ Equity/(Deficit)	(38,785)	(34,898)

Total Liabilities and Stockholders’ Equity	$1,107	$1,602

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2015	June 30, 2014

Revenue	$-	$-

Operating Expenses
Professional fees	$3,426	$11,215
General and administrative	13,355	14,972
Total Operating Expenses	16,781	26,187

Loss from Operations	(16,781)	(26,187)

Other (Expense)
Other Income	5	-
Interest Expense	(111)	(28)

NET LOSS	$(16,887)	$(26,215)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	4,500,000	4,500,000

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity/(Deficit)
Balance, March 31, 2015	-	-	4,500,000	450	90,950	(126,298)	(34,898)

In kind contribution of services	-	-	-	-	13,000	-	13,000

Net loss for the three months ended June 30, 2015	-	-	-	-	-	(16,887)	(16,887)

Balance, June 30, 2015	-	$-	4,500,000	$450	$103,950	$(143,185)	$(38,785)

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2015	June 30, 2014

Cash Flows Used in Operating Activities:
Net Loss	(16,887)	(26,215)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	13,000	13,000
Common stock issued for services - related party	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(2,000)
Increase in accounts payable and accrued expenses	3,281	12,172
Increase in deferred revenue	-	2,000
Increase in accrued interest payable - related party	111	28
Net Cash Used In Operating Activities	(495)	(1,015)

Cash Flows From Financing Activities:
Proceeds from loan payable - Related party	-	1,000
Net Cash Provided by Financing Activities	-	1,000

Net Increase in Cash	(495)	(15)

Cash at Beginning of Period	1,602	7,914

Cash at End of Period	$1,107	$7,899

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Readaboo, LLC. (the “Company”) was incorporated under the laws of the State of Delaware on September 11, 2013.

Readaboo, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 24, 2014.

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

It is management’s opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on July 15, 2015.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

(C) Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no operations, has used cash in operations of $495 and has a net loss of $16,887 for the three months ended June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and 2014, the Company had no cash equivalents.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2015 and March 31, 2015 there were no common share equivalents outstanding.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

As of June 30, 2015, the Company has invoiced four (4) authors a fee of $500 for slotting fees related to a book fair to be held in 2015 for which all payments have been received as of June 30, 2015. The Company has recorded the transaction as deferred revenue.

(K) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASUE 2014-10”). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

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

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

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

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. As of June 30, 2015 the loan balance is $7,099. For the period ended June 30, 2015, the Company accrued interest in the amount of $400 (See Note 4).

NOTE 3	STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 30,000,000 common shares at $0.0001 par value per share.

As of June 30, 2015, 4, 500,000 shares were issued.

(A) Common Stock Issued for Cash

For the period ended March 31, 2014 the Company issued 500,000 shares of common stock for $10,000 ($0.02/share).

(B) In-kind Contribution of Services

For the three months ended June 30, 2015, the Company recorded $13,000 to additional paid in capital as in-kind contribution of the sole members’ services

For the year ended March 31, 2015, the Company recorded $52,000 to additional paid in capital as in-kind contribution of the sole members’ services.

(C) Common Stock Issued for Services

For the period ended March 31, 2014 the Company issued 4,000,000 shares of common stock to its founder for $400 in services ($0.0001 per share) (See Note 4).

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2015, the Company recorded $13,000 to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(B)).

For the year ended March 31, 2015, the Company recorded $52,000 to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(B)).

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. As of June 30, 2015 the loan balance is $7,099. For the period ended June 30, 2015, the Company accrued interest in the amount of $400 (See Note 2).

NOTE 5	SUBSEQUENT EVENT

On July 6, 2015 the Company borrowed an additional $750 under the existing note due to its sole-member which was used to pay down expenses of the Company.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2015, the date the financial statements were available to be issued.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the headings “Risk Factors” and elsewhere in this Quarterly Report on Form 10Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases, and/or other public communications. Unless the context otherwise requires, the words “Readaboo” the “Company”, “we”, “us”, and “our”, refer to Readaboo, Inc.

Plan of Operations

We have commenced limited operations and our proposed business plan is not yet fully operational. We are finalizing our business plan and working to engage additional clients.

We are in the business of ebook subscriptions and marketing for independently published books. We maintain our website at www.readaboo.com. We plan to offer an ebook subscription to our customers for $4.99 per month which will entitle them to download up to 5 ebooks from our library of independently published titles and authors. We also plan to host book fair events across the country which will showcase independent authors and titles and will provide a venue for authors and readers to meet and interact with each other. The first of such book fairs is planned as soon as practicable, and as of the date hereof, the Company has sold exhibition slots to four authors for the book fair. We do not have written agreements with the four authors exhibiting at the book fair.

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

We expect to generate revenue from sales of our subscription service to our customers for $4.99 per month. We plan to pay authors a royalty of 70% of the pro rata cost of the book sold as part of a particular BookBunch. For example, if a subscriber chooses a package that includes one book with a retail price of $2.99, and four books with a retail price of $1.99, the $2.99 author would receive a royalty of $0.95, calculated as follows: $2.99 [retail price]/$10.95[sum of retail prices of the 5 books chosen] = 0.273 0.273 x $4.99 [subscription price] = $1.36 x 70% royalty= $0.95. In addition, we plan to generate revenues from the book fairs through sales of booths to authors and a percentage of sales of books sold at our events, such percentage to be negotiated with each respective author.

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

Results of Operations

For the three months ended June 30, 2015 and June 30, 2014

A summary of our operations for the three months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Revenue	$-	$-
Professional Fees	3,426	11,215
General and administrative	13,355	14,972
Total Operating Expenses	16,781	26,187
Net Loss	$(16,887)	$(26,215)

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2015 and June 30, 2014 were $16,781 and $26,187 respectively, representing a decrease of $9,406. This decrease in total operating expenses is mostly attributable to an decrease in professional fees and general and administrative fees.

Net Loss

Net loss for the three months ended June 30, 2015 and June 30, 2014 were ($16,887) and ($26,215) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

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

Our primary uses of cash have been for legal, accounting and audit fees. The following trends are reasonably likely to result in a material decrease in our liquidity in the near term:

●	Development of a consumer facing website

●	Exploration of potential marketing and advertising opportunities, and

●	The cost of being a public company

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2015, we had a cash balance of $1,107 and a working capital deficiency of $38,785. Since inception, we raised $10,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Our viable plan to continue existence for at least 12 months following effectiveness of our registration statement is based upon further loans from our President and Sole Director as well as our continued efforts to generate revenue from sales of our BookBunch subscription service and/or book fair services to authors. Our past operations have been funded by loans from our President and Sole Director. We do not have any written or oral commitment from our President to provide any amount of additional funding and he has no obligation to provide the Company with any additional funding.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, record, process, summarize, correct, report and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. As a result, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM I A - RISK FACTORS

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

August 14, 2015

