Form 10-Q
period 2015-09-30
READABOO, INC.
filed 2015-11-16
CIK 1606736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares of the Registrant’s Common Stock outstanding as of November 16, 2015 was 4,500,000, all of one class, $0.0001 par value per share.

READABOO, INC.

2

READABOO, INC.

PART I - FINANCIAL INFORMATION

TABLE OF CONTENTS

READABOO, INC AND SUBSIDIARY

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2015 AND (UNAUDITED) MARCH 31, 2015

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)

PAGE	F-3	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

PAGES	F-5	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

Item 1. Financial Statements

Readaboo, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$958	$1,602
Current and Total Assets	$958	$1,602

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$37,586	$27,112
Note payable - related party	17,479	7,099
Accrued Interest Payable - related party	622	289
Loan payable Deferred Revenue	2,000	2,000
Current and Total Liabilities	57,687	36,500

Commitments and Contingencies

Stockholders’ Equity /(Deficit)
Common stock, $0.0001 par value; 30,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional paid-in capital	116,950	90,950
Accumulated Deficit	(174,129)	(126,298)
Total Stockholders’ Equity/(Deficit)	(56,729)	(34,898)

Total Liabilities and Stockholders’ Equity	$958	$1,602

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	$15,052	$12,278	$18,478	$23,493
General and administrative	15,020	13,565	28,375	28,537
Total Operating Expenses	30,072	25,843	46,853	52,030

Loss from Operations	(30,072)	(25,843)	(46,853)	(52,030)

Other (Expense)
Other Income	-	58	5	58
Interest Expense	(872)	(40)	(983)	(68)

NET LOSS	$(30,944)	$(25,825)	$(47,831)	$(52,040)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	4,500,000	4,500,000	4,500,000	4,500,000

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended September 30, 2015

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity/(Deficit)

Balance, March 31, 2015	-	-	4,500,000	450	90,950	(126,298)	(34,898)

In kind contribution of services	-	-	-	-	26,000	-	26,000

Net loss for the six months ended September 30, 2015	-	-	-	-	-	(47,831)	(47,831)

Balance, September 30, 2015	-	$-	4,500,000	$450	$116,950	$(174,129)	$(56,729)

See accompanying notes to financial statements

Readaboo, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	September 30, 2015	September 30, 2014

Cash Flows Used in Operating Activities:
Net Loss	(47,831)	(52,040)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	26,000	26,000
Common stock issued for services - related party	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-
Increase in accounts payable and accrued expenses	10,474	19,099
Increase in deferred revenue	-	2,000
Increase in accrued interest payable - related party	333	68
Net Cash Used In Operating Activities	(11,024)	(4,873)

Cash Flows From Financing Activities:
Proceeds from note payable- related party	10,380	1,000
Net Cash Provided by Financing Activities	10,380	1,000

Net Increase in Cash	(644)	(3,873)

Cash at Beginning of Period	1,602	7,914

Cash at End of Period	$958	$4,041

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

Collectively, Readaboo, LLC and Readaboo, Inc, makeup the consolidated company (the “Company”) as of September 11, 2013 (date of inception).

The Company is an ebook subscription and marketing company focused on independent, self-published ebooks. The company also intends to host old-fashioned book fairs across the country where readers can meet new authors and hear what they have to say about their books.

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

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

(C) Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no operations, has used cash in operations of $11,024 and has a net loss of $47,831 for the six months ended September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and 2014, the Company had no cash equivalents.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2015 and March 31, 2015there were no common share equivalents outstanding.

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

The Company intends to launch an ebook subscription service for $4.99 per month in which the customer can pick the titles they want from a group of ebooks from the very newest and best self-published authors with which the company may strike publishing deals. The company also intends to host old-fashioned book fairs across the country where readers can meet new authors and hear what they have to say about their books, in addition to mingling with like-minded readers. These book fairs are intended to be fun-filled events with lots of giveaways and activities catered to the passionate reader who wants to discover new and exciting books that are not in the traditional limelight. The company intends to charge authors a fee of $500 (per author) to present at a book fair.

As of September 30, 2015, the Company has invoiced four (4) authors a fee of $500 for slotting fees related to a book fair to be held in 2015 for which all payments have been received as of September 30, 2015. The Company has recorded the transaction as deferred revenue.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

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

AS OF SEPTEMBER 30, 2015

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

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

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

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. During the three months ended September 30, 2015 the Company borrowed $10,380 under the note. As of September 30, 2015 the loan balance is $17,479. For the period ended September 30, 2015, the Company accrued interest in the amount of $622 (See Note 4).

NOTE 3	STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 30,000,000 common shares at $0.0001 par value per share.

As of September 30, 2015, there were 4, 500,000 shares were issued and outstanding.

(A) Common Stock Issued for Cash

For the period ended March 31, 2014 the Company issued 500,000 shares of common stock for $10,000 ($0.02/share).

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

(B) In-kind Contribution of Services

For the six months ended September 30, 2015, the Company recorded $26,000 to additional paid in capital as in-kind contribution of the sole members’ services

For the year ended March 31, 2015, the Company recorded $52,000 to additional paid in capital as in-kind contribution of the sole members’ services.

(C) Common Stock Issued for Services

For the period ended March 31, 2014 the Company issued 4,000,000 shares of common stock to its founder for $400 in services ($0.0001 per share) (See Note 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2015, the Company recorded $26,000 to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(B)).

For the year ended March 31, 2015, the Company recorded $52,000 to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(B)).

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. During the three months ended September 30, 2015, the Company borrowed $10,380 under the note. As of September 30, 2015 the loan balance is $17,479. For the period ended September 30, 2015, the Company accrued interest in the amount of $622 (See Note 2).

NOTE 5	SUBSEQUENT EVENT

During October 2015 the Company borrowed an additional $ 2,825 under the existing note due to its sole-member which was used to pay down expenses of the Company.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2015, the date the financial statements were available to be issued.

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

Results of Operations

For the six months ended September 30, 2015 and September 30, 2014

A summary of our operations for the six months ended September 30, 2015 and 2014 follows:

	Six Months Ended September 30, 2015	Six Months Ended September 30, 2014

Revenue	$-	$-
Professional Fees	18,478	23,493
General and administrative	28,375	28,537
Total Operating Expenses	46,853	52,030
Net Loss	$47,831	$52,040

Total Operating Expenses

Total operating expenses for the six months ended September 30, 2015 and September 30, 2014 were $46,853 and $52,030 respectively, representing a decrease of $5,177. This decrease in total operating expenses is mostly attributable to a decrease in professional fees and general and administrative fees.

Net Loss

Net loss for the six months ended September 30, 2015 and September 30, 2014 were ($47,831) and ($52,040) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

For the three months ended September 30, 2015 and September 30, 2014

A summary of our operations for the three months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Revenue	$-	$-
Professional Fees	15,052	12,278
General and administrative	15,020	13,565
Total Operating Expenses	30,072	25,843
Net Loss	$30,944	$25,825

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2015 and September 30, 2014 were $30,072 and $25,843 respectively, representing an increase of $4,229. This increase in total operating expenses is mostly attributable to an increase in professional fees and general and administrative fees.

Net Loss

Net loss for the three months ended September 30, 2015 and September 30, 2014 were ($30,944) and ($25,825) respectively. The increase in net loss is mostly attributable to the increase in operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2015, we had a cash balance of $958 and a working capital deficiency of $56,729. Since inception, we raised $10,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2015. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Our viable plan to continue existence for at least 12 months following effectiveness of our registration statement is based upon further loans from our President and Sole Director as well as our continued efforts to generate revenue from sales of our BookBunch subscription service and/or book fair services to authors. Our past operations have been funded by loans from our President and Sole Director. We do not have any written or oral commitment from our President to provide any amount of additional funding and he has no obligation to provide the Company with any additional funding.

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

None

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

* In accordance with SEC Release 33-+8238, Exhibit 32.1 is furnished and not filed.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Readaboo, Inc.
(Registrant)

/s/ Ajay Tandon
Ajay Tandon
President and Sole Director (Duly Authorized, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

November 16, 2015

