Form 10-Q
period 2015-12-31
READABOO, INC.
filed 2016-04-28
CIK 1606736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

The number of shares of the Registrant’s Common Stock outstanding as of April 20, 2016 was 4,500,000, all of one class, $0.0001 par value per share.

READABOO, INC.

2

READABOO, INC.

PART I - FINANCIAL INFORMATION

ITEM 2. Financial Statements

TABLE OF CONTENTS

READABOO, INC AND SUBSIDIARY

CONTENTS

PAGE	F-1	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND (UNAUDITED) MARCH 31, 2015

PAGE	F-2	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014 (UNAUDITED)

PAGE	F-3	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

PAGE	F-4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

PAGES	F-5	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3

Readaboo, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$960	$1,602
Current and Total Assets	$960	$1,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$39,447	$27,112
Note payable - related party	21,504	7,099
Accrued Interest Payable - related party	919	289
Loan payable Deferred Revenue	2,000	2,000
Current and Total Liabilities	63,870	36,500

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.0001 par value; 30,000,000 shares authorized, 4,500,000 shares issued and outstanding	450	450
Additional paid-in capital	129,950	90,950
Accumulated Deficit	(193,310)	(126,298)
Total Stockholders’ Deficit	(62,910)	(34,898)

Total Liabilities and Stockholders’ Deficit	$960	$1,602

Readaboo, Inc. and Subsidiary

 Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	$4,040	$6,440	$21,731	$29,933
General and administrative	13,888	16,282	42,265	44,819
Total Operating Expenses	17,928	22,722	63,996	74,752

Loss from Operations	(17,928)	(22,722)	(63,996)	(74,752)

Other (Expense)
Other Income	2	15	7	73
Interest Expense	(1,253)	(78)	(3,023)	(146)

NET LOSS	$(19,179)	$(22,785)	$(67,012)	$(74,825)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year/period - Basic and Diluted	4,500,000	4,500,000	4,500,000	4,500,000

Readaboo, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended December 31, 2015

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	Deficit

Balance, March 31, 2015 (Audited)	4,500,000	450	90,950	(126,298)	(34,898)

In kind contribution of services	-	-	39,000	-	39,000

Net loss for the nine months ended December 31, 2015	-	-	-	(67,012)	(67,012)

Balance, December 31, 2015 (Unaudited)	4,500,000	$450	$129,950	$(193,310)	$(62,910)

Readaboo, Inc. and Subsidiary

 Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	December 31, 2015	December 31, 2014

Cash Flows Used in Operating Activities:
Net Loss	(67,012)	(74,825)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	39,000	39,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	12,335	23,923
Increase in deferred revenue	-	2,000
Increase in accrued interest payable - related party	630	145
Net Cash Used In Operating Activities	(15,047)	(9,757)

Cash Flows From Financing Activities:
Proceeds from note payable- related party	14,405	4,500
Net Cash Provided by Financing Activities	14,405	4,500

Net Decrease in Cash	(642)	(5,257)

Cash at Beginning of Period	1,602	7,914

Cash at End of Period	$960	$2,657

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(UNAUDITED)

(C) Going Concern

As reflected in the accompanying consolidated financial statements, the Company has no operations, has used cash in operations of $15,047 and has a net loss of $67,012 for the nine months ended December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(UNAUDITED)

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2015 and March 31, 2015 there were no common share equivalents outstanding.

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

(I) Revenue Recognition

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

As of December 31, 2015, the Company has invoiced four (4) authors a fee of $500 for slotting fees related to a book fair to be held in 2016 for which all payments have been received as of December 31, 2015. The Company has recorded the transaction as deferred revenue.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(UNAUDITED)

(J) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by management, to have a material impact on the Company’s present or future financial statements.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASUE 2014-10”). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company has elected to adopt this guidance as of December 31, 2014.

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

AS OF DECEMBER 31, 2015

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

(K) Fair Value of Financial Instruments and Fair Value Measurements

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

AS OF DECEMBER 31, 2015

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

NOTE 2 NOTES PAYABLE – RELATED PARTY

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, on February 27, 2015 the Company borrowed an additional $1,000 under this note, During the nine months ended December 31, 2015 the Company borrowed $14,405 under the note. As of December 31, 2015 the loan balance is $21,504. For the period ended December 31, 2015, the Company accrued interest in the amount of $919 (See Note 4).

NOTE 3 STOCKHOLDERS’ EQUITY

The Company is currently authorized to issue 30,000,000 common shares at $0.0001 par value per share.

As of December 31, 2015, there were 4, 500,000 shares were issued and outstanding.

(A) In-kind Contribution of Services

For the nine months ended December 31, 2015 and 2014, the Company recorded $39,000 and $39,000, respectively, to additional paid in capital as in-kind contribution of the sole members’ services.

READABOO, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(UNAUDITED)

NOTE 4 RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2015 and 2014, the Company recorded $39,000 and $39,000, respectively, to additional paid in capital as in-kind contribution of the sole members’ services (See Note 3(A)).

On February 25, 2014 the Company executed an unsecured, 6% interest bearing note, due on September 18, 2023 promissory note payable to its sole member in the amount of $1,599. On June 20, 2014, the Company borrowed an additional $1,000 under this note. On October 15, 2014 the Company borrowed an additional $2,500 under this note and on November 21, 2014 the Company borrowed an additional $1,000 under this note, and on February 27, 2015 the Company borrowed an additional $1,000 under this note. During the nine months ended December 31, 2015, the Company borrowed $14,405 under the note. As of December 31, 2015 the loan balance is $21,504. For the period ended December 31, 2015, the Company accrued interest in the amount of $919 (See Note 2).

NOTE 5 SUBSEQUENT EVENT

During April 2016 the Company borrowed an additional $1,186 under the existing note due to its sole-member which was used to pay down expenses of the Company.

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

During 2016, we plan to contact authors who are self-published to establish relationships whereby they join our subscription service library as well as agree to participate in our book fair events. We have begun contacting self-published authors to gauge their interest in joining our subscription service library. Several authors and one independent publisher have indicated an interest in joining our subscription service platform. As of the date of this Registration Statement, we have signed an agreement with one author but have not yet signed any agreements with any publishers to join the BookBunch subscription service. In the next six months, we will reach out to more authors to ascertain their interest in our services and present our company to them if so desired.

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

Results of Operations

For the nine months ended December 31, 2015 and December 31, 2014

A summary of our operations for the nine months ended December 31, 2015 and 2014 follows:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014

Revenue	$-	$-
Professional Fees	21,731	29,933
General and administrative	42,265	44,819
Total Operating Expenses	63,996	74,752
Net Loss	$(67,012)	$(74,825)

Total Operating Expenses

Total operating expenses for the nine months ended December 31, 2015 and December 31, 2014 were $63,996 and $74,752 respectively, representing a decrease of $10,756. This decrease in total operating expenses is mostly attributable to a decrease in professional fees and general and administrative fees.

Net Loss

Net loss for the nine months ended December 31, 2015 and December 31, 2014 were ($67,012) and ($74,825) respectively. The decrease in net loss is mostly attributable to the decrease in operating expenses.

For the three months ended December 31, 2015 and December 31, 2014

A summary of our operations for the three months ended December 31, 2015 and 2014 follows:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Revenue	$-	$-
Professional Fees	4,040	6,440
General and administrative	13,888	16,282
Total Operating Expenses	17,928	22,722
Net Loss	$(19,179)	$(22,785)

Total Operating Expenses

Total operating expenses for the three months ended December 31, 2015 and December 31, 2014 were $17,928 and $22,722 respectively, representing a decrease of $4,794. This decrease in total operating expenses is mostly attributable to a decrease in professional fees and general and administrative fees.

Net Loss

Net loss for the three months ended December 31, 2015 and December 31, 2014 were ($19,179) and ($22,785) respectively. The decrease in net loss is mostly attributable to the decrease operating expenses.

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

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2015, we had a cash balance of $960 and a working capital deficiency of $62,910. Since inception, we raised $10,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Our viable plan to continue existence for at least 12 months following effectiveness of our registration statement is based upon further loans from our President and Sole Director as well as our continued efforts to generate revenue from sales of our BookBunch subscription service and/or book fair services to authors. Our past operations have been funded by loans from our President and Sole Director. We do not have any written or oral commitment from our President to provide any amount of additional funding and he has no obligation to provide the Company with any additional funding.

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

April 28, 2016

